Form 10-K
period 2006-12-31
Volkswagen Credit Auto Master Owner Trust; VOLKSWAGEN DEALER FINANCE LLC
filed 2007-03-30
CIK 1335045, 1111244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
333-125416
333-125416-01
(Commission File Numbers)
Volkswagen Dealer Finance, LLC
on behalf of
Volkswagen Credit Auto Master Owner Trust
(Issuing Entity)
(Exact name of registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	38-3528063 13-7255034 (Registrants’ IRS Employer Id. Nos.)

3800 Hamlin Road Auburn Hills, Michigan (Address of principal executive offices)	48326 (Zip Code)
Registrant’s telephone number, including area code: (248) 754-5000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. ☑ Yes ☐ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large Accelerated Filer: ☐	Accelerated Filer: ☐	Non-Accelerated Filer: ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None
Issuer does not have any voting stock.
Documents incorporated by reference: See Item 15(b).

FORM 10-K
INTRODUCTORY NOTE
The transaction to which this Form 10-K relates was registered with the Securities and Exchange Commission on Form 424B5 and closed on August 11, 2005 and therefore is not subject to the requirements of Regulation AB.
PART 1
Item 1. Business.
The Volkswagen Credit Auto Master Owner Trust, a New York common law trust (the “Trust”) was created pursuant to the Trust Agreement dated August 3, 2000 among Volkswagen Dealer Finance, LLC (the “Company”) as transferor, and The Bank of New York as trustee (the “Trustee”). The Trust has elected to become a Delaware statutory trust prior to the issuance of the Series 2005-1, Floating Rate Auto Dealer Loan Backed Notes.
The Company has registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and sold to the general public the Series 2005-1, Floating Rate Auto Dealer Loan Backed Notes in the initial principal amount of $850,000,000. The Payment Date Statements contain information relating to the Receivables and the accounts from which the Receivables arise (the “Accounts”) and are prepared by the Servicer. The Payment Date Statements containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 2006 through December 2006 are incorporated by reference from the registrant’s Current Reports on Form 8-K filed with the Commission on February 21, 2006, March 20, 2006, April 20, 2006, May 22, 2006, June 20, 2006, July 20, 2006, August 21, 2006, September 20, 2006, October 20, 2006, November 21, 2006, December 20, 2006 and January 22, 2007 respectively.
Item 1A. Risk Factors.
Omitted.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Trust assets include wholesale receivables (the “Receivables”) generated from time to time in a portfolio of revolving financing arrangements with automobile dealers to finance their automobile inventory and collections on the Receivables. Such property was obtained by the Company pursuant to the Amended and Restated Receivables Purchase Agreement dated as of August 11, 2005 between the Company, as purchaser, and VW Credit, Inc., as seller.
See Item 15.
The following tables set forth the number and aggregate principal amount of delinquent and defaulted loan contracts, the delinquency rates, and aggregate net losses on the loan contracts owned by the Trust as of December 31, 2006:

1.	Delinquent Contracts:	Contracts	Amount ($000’s)
	a. 31 — 60 Days Delinquent	0	0
	b. 61 — 90 Days Delinquent	0	0

2.	Delinquency Ratio:		Amount ($000’s)
	a. Delinquent Balance		0
	b. Total Pool Balance		0
	c. Delinquency Ratio		0.00%

3.	Defaulted Contracts:	Contracts	Amount ($000’s)
	a. For the Year Ended December 31, 2006	0	0

4.	Aggregate Net Losses, for the year ended December 31, 2006:	Amount ($000’s)
	a. Aggregate Net Losses	0
	b. Original Portfolio	0
	c. Aggregate Loss Ratio	0.00%
Item 3. Legal Proceedings.
(a) There were no material legal proceedings involving the Trust, or to the extent relating to the Trust, the Transferor, the Indenture Trustee, the Servicer or the Owner Trustee, which were pending at December 31, 2006, or as of the date of this report.
(b) Not Applicable.
Item 4. Submission of Matters To A Vote Of Security Holders.
No votes or consents of Noteholders were solicited during Fiscal Year 2006 for any purpose.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
To the best knowledge of the registrant, there is no established public trading market for the Notes.
(a)	The Notes are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. At December 31, 2006, there were less than 300 holders of record of each Class of Notes.

(b)	Not Applicable.

(c)	Not Applicable.
Item 6. Selected Financial Data.
Omitted.
Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation.
Omitted.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8. Financial Statements and Supplementary Data.
Omitted.
Item 9. Changes in and Disagreements With Accountants On Accounting And Financial Disclosure.
Omitted.
Item 9A. Controls and Procedures.
Omitted.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.
Omitted.
Item 11. Executive Compensation.
Omitted.
Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.
None.
Item 13. Certain Relationships And Related Transactions, and Director Independence.
Omitted.
Item 14. Principal Accountant Fees and Services.
Omitted.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	(1) Not Applicable.

(2) Not Applicable.

(3) The exhibits in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	Current Reports on Forms 8-K during the year ending December 31, 2006:

Date	Items Reported
February 21, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
March 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
April 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
May 22, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
June 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
July 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
August 21, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
September 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
October 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
November 21, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
December 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*
January 22, 2007	Items 8.01, 9.01, Monthly Servicer’s Report*

*	Incorporated by reference.
(c)	The exhibits in response to Item 601 of Regulation S-K are listed in the Exhibit Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 30, 2007

VOLKSWAGEN CREDIT AUTO MASTER OWNER TRUST
By:	VW CREDIT, INC., as Administrator

By:	/s/ Bruce Harris
Name:	Bruce Harris
Title:	Chief Financial Officer

VOLKSWAGEN DEALER FINANCE, LLC
By:	/s/ Timothy J. Flaherty
Name:	Timothy J. Flaherty
Title:	Assistant Treasurer

EXHIBIT INDEX
Exhibit 31: Certification of Officer of Servicer pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1: Annual Certificate of VW Credit, Inc., as Servicer.
Exhibit 99.2: Report on the Activities of VW Credit, Inc., as Servicer, prepared by Virchow Krause & Company, LLP.
Exhibit 99.3: Annual Distribution Statement containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 2006 through December 2006.